Form 10-K
period 2020-12-31
Benchmark 2018-B8 Mortgage Trust
filed 2021-03-12
CIK 1758901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Staples Strategic Industrial Mortgage Loan, the 10 Brookline Place Mortgage Loan, the 145 Clinton Mortgage Loan, the Kawa Mixed Use Portfolio Mortgage Loan, the 5444 & 5430 Westheimer Mortgage Loan and the 1421 West Shure Drive Mortgage Loan, which constituted approximately 5.3%, 4.8%, 3.8%, 3.6%, 2.9% and 1.6%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Staples Strategic Industrial Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 10 Brookline Place Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the 145 Clinton Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Kawa Mixed Use Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the 5444 & 5430 Westheimer Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (f) with respect to the 1421 West Shure Drive Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Staples Strategic Industrial Mortgage Loan, the 10 Brookline Place Mortgage Loan, the 145 Clinton Mortgage Loan, the Kawa Mixed Use Portfolio Mortgage Loan, the 5444 & 5430 Westheimer Mortgage Loan and the 1421 West Shure Drive Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 636 11th Avenue Mortgage Loan and the Sheraton Music City Mortgage Loan, which constituted approximately 1.9% and 1.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 636 11th Avenue Mortgage Loan and the Sheraton Music City Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 636 11th Avenue Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Sheraton Music City Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2018-B4 Mortgage Trust transaction, Commission File Number 333-206705-14 (the “Benchmark 2018-B4 Transaction”). These loan combinations, including the 636 11th Avenue Mortgage Loan and the Sheraton Music City Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B4 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers - Buildings E, F, G Mortgage Loan and the TripAdvisor HQ Mortgage Loan, which constituted approximately 4.5% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers - Buildings E, F, G Mortgage Loan and the TripAdvisor HQ Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Moffett Towers - Buildings E, F, G Mortgage Loan, nine other pari passu loans, which are not assets of the issuing entity or (b) with respect to the TripAdvisor HQ Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the DBGS 2018-C1 Mortgage Trust transaction, Commission File Number 333-206705-16 (the “DBGS 2018-C1 Transaction”). These loan combinations, including the Moffett Towers - Buildings E, F, G Mortgage Loan and the TripAdvisor HQ Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the DBGS 2018-C1 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the DUMBO Heights Portfolio Mortgage Loan, which constituted approximately 2.9% of the asset pool of the issuing entity as of its cut-off date.  The DUMBO Heights Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the DUMBO Heights Portfolio Mortgage Loa and five other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2018-B7 Mortgage Trust transaction, Commission File Number 333-226943-01 (the “Benchmark 2018-B7 Transaction”). This loan combination, including the DUMBO Heights Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B7 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Saint Louis Galleria Mortgage Loan, which constituted approximately 5.2% of the asset pool of the issuing entity as of its cut-off date.  The Saint Louis Galleria Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Saint Louis Galleria Mortgage Loan and nine other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Saint Louis Galleria Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Saint Louis Galleria loan combination in the Benchmark 2019-B10 Mortgage Trust transaction, Commission File Number 333-226943-02 (the “Benchmark 2019-B10 Transaction”).  After the closing of the Benchmark 2019-B10 Transaction on April 11, 2019, this loan combination, including the Saint Louis Galleria Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2019-B10 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Aventura Mall Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan, the TripAdvisor HQ Mortgage Loan, the 636 11th Avenue Mortgage Loan and the Sheraton Music City Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Aventura Mall Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan, the Workspace Mortgage Loan, the DUMBO Heights Portfolio Mortgage Loan, the TripAdvisor HQ Mortgage Loan, the 636 11th Avenue Mortgage Loan and the Sheraton Music City Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the Aventura Mall Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan, the Workspace Mortgage Loan, the DUMBO Heights Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan, the TripAdvisor HQ Mortgage Loan, the 636 11th Avenue Mortgage Loan and the Sheraton Music City Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Staples Strategic Industrial Mortgage Loan, the 10 Brookline Place Mortgage Loan, the 145 Clinton Mortgage Loan, the Kawa Mixed Use Portfolio Mortgage Loan, the 5444 & 5430 Westheimer Mortgage Loan, the 1421 West Shure Drive Mortgage Loan, the Workspace Mortgage Loan, the DUMBO Heights Portfolio Mortgage Loan and the Saint Louis Galleria Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the JPMCC 2018-WPT Transaction, the pooling and servicing agreement for the Benchmark 2018-B7 Transaction and the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Staples Strategic Industrial Mortgage Loan, the 10 Brookline Place Mortgage Loan, the 145 Clinton Mortgage Loan, the Kawa Mixed Use Portfolio Mortgage Loan, the 5444 & 5430 Westheimer Mortgage Loan, the 1421 West Shure Drive Mortgage Loan, the Workspace Mortgage Loan, the DUMBO Heights Portfolio Mortgage Loan and the Saint Louis Galleria Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Aventura Mall Mortgage Loan, the 636 11th Avenue Mortgage Loan, the Sheraton Music City Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan and the TripAdvisor HQ Mortgage Loan.  Pursuant to the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction, the pooling and servicing agreement for the Benchmark 2018-B4 Transaction, the pooling and servicing agreement for the Benchmark 2018-B6 Transaction and the pooling and servicing agreement for the DBGS 2018-C1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Aventura Mall Mortgage Loan, the 636 11th Avenue Mortgage Loan, the Sheraton Music City Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan and the TripAdvisor HQ Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Aventura Mall Mortgage Loan, the 636 11th Avenue Mortgage Loan, the Sheraton Music City Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan and the TripAdvisor HQ Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Aventura Mall Mortgage Loan, the 636 11th Avenue Mortgage Loan, the Sheraton Music City Mortgage Loan, the Workspace Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan, the TripAdvisor HQ Mortgage Loan, the DUMBO Heights Portfolio Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the Moffett Towers II - Building 1 Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Moffett Towers II - Building 1 Mortgage Loan, the Moffett Towers - Buildings E,F,G Mortgage Loan, the TripAdvisor HQ Mortgage Loan, the DUMBO Heights Portfolio Mortgage Loan and the Saint Louis Galleria Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Citibank, N.A. as custodian of the Moffett Towers II - Building 1 Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan and the TripAdvisor HQ Mortgage Loan and LNR Partners, LLC as special servicer of the DUMBO Heights Portfolio Mortgage Loan and the Saint Louis Galleria Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers - Buildings E, F, G Mortgage Loan and the TripAdvisor HQ Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the DBGS 2018-C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the DBGS 2018-C1 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the DBGS 2018-C1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.64       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.40)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.36)

33.68       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan

33.69       Wilmington Trust, National Association, as Trustee of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.4)

33.71       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.40)

33.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.41)

33.73       National Tax Search, LLC, as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.42)

33.74       Wells Fargo Bank, National Association, as Primary Servicer of the TripAdvisor HQ Mortgage Loan (see Exhibit 33.36)

33.75       Rialto Capital Advisors, LLC, as Special Servicer of the TripAdvisor HQ Mortgage Loan (see Exhibit 33.68)

33.76       Wilmington Trust, National Association, as Trustee of the TripAdvisor HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Custodian of the TripAdvisor HQ Mortgage Loan (see Exhibit 33.4)

33.78       Park Bridge Lender Services LLC, as Operating Advisor of the TripAdvisor HQ Mortgage Loan (see Exhibit 33.40)

33.79       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the TripAdvisor HQ Mortgage Loan (see Exhibit 33.41)

33.80       National Tax Search, LLC, as Servicing Function Participant of the TripAdvisor HQ Mortgage Loan (see Exhibit 33.42)

33.81       KeyBank National Association, as Primary Servicer of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 33.57)

33.82       LNR Partners, LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan

33.83       Wells Fargo Bank, National Association, as Trustee of the DUMBO Heights Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Wells Fargo Bank, National Association, as Custodian of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 33.4)

33.85       Park Bridge Lender Services LLC, as Operating Advisor of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 33.40)

33.86       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.57)

33.87       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.82)

33.88       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.89       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.4)

33.90       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.5)

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

34.64       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.40)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.36)

34.68       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan

34.69       Wilmington Trust, National Association, as Trustee of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.4)

34.71       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.40)

34.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.41)

34.73       National Tax Search, LLC, as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.42)

34.74       Wells Fargo Bank, National Association, as Primary Servicer of the TripAdvisor HQ Mortgage Loan (see Exhibit 34.36)

34.75       Rialto Capital Advisors, LLC, as Special Servicer of the TripAdvisor HQ Mortgage Loan (see Exhibit 34.68)

34.76       Wilmington Trust, National Association, as Trustee of the TripAdvisor HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Custodian of the TripAdvisor HQ Mortgage Loan (see Exhibit 34.4)

34.78       Park Bridge Lender Services LLC, as Operating Advisor of the TripAdvisor HQ Mortgage Loan (see Exhibit 34.40)

34.79       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the TripAdvisor HQ Mortgage Loan (see Exhibit 34.41)

34.80       National Tax Search, LLC, as Servicing Function Participant of the TripAdvisor HQ Mortgage Loan (see Exhibit 34.42)

34.81       KeyBank National Association, as Primary Servicer of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 34.57)

34.82       LNR Partners, LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan

34.83       Wells Fargo Bank, National Association, as Trustee of the DUMBO Heights Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Wells Fargo Bank, National Association, as Custodian of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 34.4)

34.85       Park Bridge Lender Services LLC, as Operating Advisor of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 34.40)

34.86       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.57)

34.87       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.82)

34.88       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.89       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.4)

34.90       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.5)

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

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 35.16)

35.27       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 12, 2021