Form 10-K
period 2023-12-31
Benchmark 2018-B8 Mortgage Trust
filed 2024-03-18
CIK 1758901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the special servicer of the Moffett Towers II - Building 1 Mortgage Loan prior to May 10, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the Saint Louis Galleria Mortgage Loan and the DUMBO Heights Portfolio Mortgage Loan, which constituted approximately 5.2% and 2.9%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Saint Louis Galleria Mortgage Loan from January 1, 2023 to February 15, 2023 and special servicer of the DUMBO Heights Portfolio Mortgage Loan from January 1, 2023 to November 8, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Argentic Services Company LP is the special servicer of the Saint Louis Galleria Mortgage Loan, which constituted approximately 5.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Saint Louis Galleria Mortgage Loan from February 16, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combinations that include the Moffett Towers II - Building 1 Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan, the TripAdvisor HQ Mortgage Loan, the DUMBO Heights Portfolio Mortgage Loan and the Saint Louis Galleria Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Green Loan Services LLC as special servicer of the DUMBO Heights Portfolio Mortgage Loan on and after November 9, 2023, Citibank, N.A. as custodian of the Moffett Towers II - Building 1 Mortgage Loan, K-Star Asset Management LLC as special servicer of the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 and the DUMBO Heights Portfolio Mortgage Loan prior to November 9, 2023 and Argentic Services Company LP as special servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Green Loan Services LLC as special servicer of the DUMBO Heights Portfolio Mortgage Loan on and after November 9, 2023, K-Star Asset Management LLC as special servicer of the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023, Rialto Capital Advisors, LLC as special servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan and the TripAdvisor HQ Mortgage Loan, LNR Partners, LLC as special servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 and the DUMBO Heights Portfolio Mortgage Loan prior to November 9, 2023 and Argentic Services Company LP as special servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.16         Co-Lender Agreement, dated as of December 27, 2018, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 27, 2018 under Commission File No. 333-226123-01 and incorporated by reference herein).

4.17         Amended and Restated Agreement Between Noteholders, dated as of November 27, 2018, by and between Citi Real Estate Funding Inc., as Note A-1 Holder, Note A-2 Holder and Note A-3 Holder, Shinhan Aim Real Estate Fund No. 5, as Note B-1 Holder, and Shinhan Aim Real Estate Fund No. 5-A, as Note B-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 27, 2018 under Commission File No. 333-226123-01 and incorporated by reference herein).

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

4.21         Co-Lender Agreement, dated as of June 21, 2018, between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, Citi Real Estate Funding Inc., as Initial Note A-4 Holder, and Citi Real Estate Funding Inc., as Initial Note A-5 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on December 27, 2018 under Commission File No. 333-226123-01 and incorporated by reference herein).

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

33.68       Wells Fargo Bank, National Association, as Custodian of the Workspace Mortgage Loan (see Exhibit 33.4)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the Workspace Mortgage Loan (see Exhibit 33.48)

33.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.71       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.65)

33.72       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.73       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.74       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.48)

33.77       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.44)

33.78       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan

33.79       Wilmington Trust, National Association, as Trustee of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.4)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.48)

33.82       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.49)

33.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.84       Wells Fargo Bank, National Association, as Primary Servicer of the TripAdvisor HQ Mortgage Loan (see Exhibit 33.44)

33.85       Rialto Capital Advisors, LLC, as Special Servicer of the TripAdvisor HQ Mortgage Loan (see Exhibit 33.78)

33.86       Wilmington Trust, National Association, as Trustee of the TripAdvisor HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Wells Fargo Bank, National Association, as Custodian of the TripAdvisor HQ Mortgage Loan (see Exhibit 33.4)

33.88       Park Bridge Lender Services LLC, as Operating Advisor of the TripAdvisor HQ Mortgage Loan (see Exhibit 33.48)

33.89       CoreLogic Solutions, LLC, as Servicing Function Participant of the TripAdvisor HQ Mortgage Loan (see Exhibit 33.49)

33.90       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.91       KeyBank National Association, as Primary Servicer of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 33.65)

33.92       LNR Partners, LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan prior to November 9, 2023 (Omitted. See Explanatory Notes.)

33.93       Green Loan Services LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan on and after November 9, 2023 (Omitted. See Explanatory Notes.)

33.94       Wells Fargo Bank, National Association, as Trustee of the DUMBO Heights Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.95       Wells Fargo Bank, National Association, as Custodian of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 33.4)

33.96       Park Bridge Lender Services LLC, as Operating Advisor of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 33.48)

33.97       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.98       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.65)

33.99       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 (Omitted. See Explanatory Notes.)

33.100     Argentic Services Company LP, as Special Servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023 (Omitted. See Explanatory Notes.)

33.101     Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.102     Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.4)

33.103     Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.5)

33.104     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.68       Wells Fargo Bank, National Association, as Custodian of the Workspace Mortgage Loan (see Exhibit 34.4)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the Workspace Mortgage Loan (see Exhibit 34.48)

34.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.71       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.65)

34.72       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.73       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.74       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.48)

34.77       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.44)

34.78       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan

34.79       Wilmington Trust, National Association, as Trustee of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.4)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.48)

34.82       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.49)

34.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.84       Wells Fargo Bank, National Association, as Primary Servicer of the TripAdvisor HQ Mortgage Loan (see Exhibit 34.44)

34.85       Rialto Capital Advisors, LLC, as Special Servicer of the TripAdvisor HQ Mortgage Loan (see Exhibit 34.78)

34.86       Wilmington Trust, National Association, as Trustee of the TripAdvisor HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Wells Fargo Bank, National Association, as Custodian of the TripAdvisor HQ Mortgage Loan (see Exhibit 34.4)

34.88       Park Bridge Lender Services LLC, as Operating Advisor of the TripAdvisor HQ Mortgage Loan (see Exhibit 34.48)

34.89       CoreLogic Solutions, LLC, as Servicing Function Participant of the TripAdvisor HQ Mortgage Loan (see Exhibit 34.49)

34.90       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.91       KeyBank National Association, as Primary Servicer of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 34.65)

34.92       LNR Partners, LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan prior to November 9, 2023 (Omitted. See Explanatory Notes.)

34.93       Green Loan Services LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan on and after November 9, 2023 (Omitted. See Explanatory Notes.)

34.94       Wells Fargo Bank, National Association, as Trustee of the DUMBO Heights Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.95       Wells Fargo Bank, National Association, as Custodian of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 34.4)

34.96       Park Bridge Lender Services LLC, as Operating Advisor of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 34.48)

34.97       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.98       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.65)

34.99       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 (Omitted. See Explanatory Notes.)

34.100     Argentic Services Company LP, as Special Servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023 (Omitted. See Explanatory Notes.)

34.101     Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.102     Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.4)

34.103     Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.5)

34.104     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.22       CWCapital Asset Management LLC, as Special Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 35.2)

35.23       KeyBank National Association, as Primary Servicer of the Workspace Mortgage Loan

35.24       KeyBank National Association, as Special Servicer of the Workspace Mortgage Loan (see Exhibit 35.23)

35.25       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 35.23)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.27       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 35.17)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the TripAdvisor HQ Mortgage Loan (see Exhibit 35.17)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the TripAdvisor HQ Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       KeyBank National Association, as Primary Servicer of the DUMBO Heights Portfolio Mortgage Loan (see Exhibit 35.23)

35.33       LNR Partners, LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan prior to November 9, 2023 (Omitted. See Explanatory Notes.)

35.34       Green Loan Services LLC, as Special Servicer of the DUMBO Heights Portfolio Mortgage Loan on and after November 9, 2023 (Omitted. See Explanatory Notes.)

35.35       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 35.23)

35.36       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 (Omitted. See Explanatory Notes.)

35.37       Argentic Services Company LP, as Special Servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 18, 2024